Form 10-Q
period 2026-09-30
Churchill Capital Corp XII
filed 2026-11-13
CIK 2114227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 41,750,000 Class A Ordinary Shares, par value $0.0001 per share, and 13,800,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP XII

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 Q2 Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC (as defined below) on August 12, 2026;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated April 27, 2026, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to April 29, 2028 (or July 29, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by April 29, 2028), or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Churchill Capital Corp XII, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional underwriting discounts and commissions of $16,990,000 in the aggregate, of which (x) $0.35 per Public Unit (as defined below), or $14,490,000, has been placed in the Trust Account; (y) $1,500,000 will be payable to the Underwriter (as defined below) from funds available outside the Trust Account upon the announcement of the execution of a definitive agreement related to our entry into an initial Business Combination; and (z) $1,000,000 will be payable to the Underwriter at the consummation of an initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 29, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $600,000 issued to our Sponsor on September 30, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 2, 2026, as amended, and declared effective on April 27, 2026 (File No. 333-294851), and the registration statement on Form S-1MEF (File No. 333-295360) filed with the SEC on April 27, 2026, which became effective upon filing;

●	“Letter Agreement” are to the Letter Agreement, dated April 27, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 5,400,000 units that were purchased by the Underwriter pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriter had to purchase up to an additional 5,400,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Permitted Withdrawals” are to amounts withdrawn from our Trust Account to (i) fund our working capital requirements, subject to an annual limit of $1,000,000, and (ii) pay our taxes, notwithstanding the $1,000,000 annual limitation applicable to working capital withdrawals; all Permitted Withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated April 27, 2026, which we entered into with our Sponsor;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-tenth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were purchased in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 27, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Churchill Sponsor XII LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $414,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated April 27, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriter” are to Citigroup Global Markets Inc., the underwriter of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated April 27, 2026, which we entered into with the Underwriter;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHURCHILL CAPITAL CORP XII

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$1,386,501	$—
Prepaid expenses	336,983	19,876
Total current assets	1,723,484	19,876
Prepaid insurance – long-term	171,923	—
Marketable securities and cash held in Trust Account	419,365,528	—
Total Assets	$421,260,935	$19,876

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current Liabilities
Accrued expenses	$26,200	$—
Accrued offering costs	75,000	—
IPO Promissory Note – related party	—	4,503
Total current liabilities	101,200	4,503

Deferred underwriting fee payable	16,990,000	—
Total Liabilities	17,091,200	4,503

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 41,400,000 shares at a redemption value of $10.13 per share at September 30, 2026 and 0 shares at December 31, 2025	419,365,528	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 350,000 (excluding 41,400,000 shares subject to possible redemption) and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	35	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding at September 30, 2026 and December 31, 2025 (1)(2)	1,380	1,380
Additional paid-in capital	—	23,620
Accumulated deficit	(15,197,208)	(9,627)
Total Shareholders’ (Deficit) Equity	(15,195,793)	15,373
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$421,260,935	$19,876

(1)	On September 30, 2025, the Company issued 14,375,000 Class B Ordinary Shares to the Sponsor in exchange for $25,000. In March 2026, the Sponsor surrendered 2,875,000 Founder Shares to the Company for cancellation and no consideration, reducing its holdings to 11,500,000 Founder Shares. On April 21, 2026, the Company issued 5,750,000 additional Class B Ordinary Shares to the Sponsor through a share recapitalization; these shares were surrendered by the Sponsor for cancellation and no consideration on April 23, 2026. On April 27, 2026, the Company issued an additional 2,300,000 Class B Ordinary Shares to the Sponsor through a share recapitalization, resulting in the Sponsor holding 13,800,000 Founder Shares. All share and per-share amounts presented herein have been retroactively adjusted to reflect these transactions (see Notes 5 and 7).

(2)	As of December 31, 2025, included up to 1,800,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriter. On April 29, 2026, the Underwriter exercised its Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,800,000 Class B Ordinary Shares are no longer subject to forfeiture (Notes 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XII

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026

General and administrative expenses	$320,934	$605,314
Loss from operations	(320,934)	(605,314)

Other income:
Interest earned on marketable securities and cash held in Trust Account	3,843,038	6,365,528
Total other income	3,843,038	6,365,528

Net income	$3,522,104	$5,760,214

Basic and diluted weighted average Class A Ordinary Shares outstanding	41,750,000	23,551,282
Basic and diluted net income per Class A Ordinary Share	0.06	0.16
Basic weighted average Class B Ordinary Shares outstanding	13,800,000	13,015,385
Basic net income per Class B Ordinary Share	0.06	0.16
Diluted weighted average Class B Ordinary Shares outstanding	13,800,000	13,206,593
Diluted net income per Class B Ordinary Share	$0.06	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XII

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2026	—	$—	13,800,000	$1,380	$23,620	$(9,627)	$15,373

Net loss	—	—	—	—	—	(44,797)	(44,797)

Balance – March 31, 2026	—	—	13,800,000	1,380	23,620	(54,424)	(29,424)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(5,230,706)	(17,104,757)	(22,335,463)

Sale of 350,000 Private Placement Units	350,000	35	—	—	3,499,965	—	3,500,000

Fair value of Public Warrants at issuance	—	—	—	—	1,795,104	—	1,795,104

Allocated value of transaction costs to Public Warrants and Private Placement units	—	—	—	—	(87,983)	—	(87,983)

Net income	—	—	—	—	—	2,282,907	2,282,907

Balance – June 30, 2026	350,000	$35	13,800,000	$1,380	$—	$(14,876,274)	$(14,874,859)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,843,038)	(3,843,038)

Net income	—	—	—	—	—	3,522,104	3,522,104

Balance – September 30, 2026	350,000	$35	13,800,000	$1,380	$—	$(15,197,208)	$(15,195,793)

(1)	On September 30, 2025, the Company issued 14,375,000 Class B Ordinary Shares to the Sponsor in exchange for $25,000. In March 2026, the Sponsor surrendered 2,875,000 Founder Shares to the Company for cancellation and no consideration, reducing its holdings to 11,500,000 Founder Shares. On April 21, 2026, the Company issued 5,750,000 additional Class B Ordinary Shares to the Sponsor through a share recapitalization; these shares were surrendered by the Sponsor for cancellation and no consideration on April 23, 2026. On April 27, 2026, the Company issued an additional 2,300,000 Class B Ordinary Shares to the Sponsor through a share recapitalization, resulting in the Sponsor holding 13,800,000 Founder Shares. All share and per-share amounts presented herein have been retroactively adjusted to reflect these transactions (see Notes 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XII

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

Cash Flows from Operating Activities:
Net income	$5,760,214
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities and cash held in Trust Account	(6,365,528)
Prepaid expenses applied to general and administrative costs	4,503
Payment of general and administrative costs through promissory note – related party	58,670
Changes in operating assets and liabilities:
Prepaid expenses	(261,983)
Prepaid insurance – long-term	(171,923)
Accrued expenses	26,200
Net cash used in operating activities	(949,847)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)
Cash withdrawn from Trust Account for working capital purposes	1,000,000
Net cash used in investing activities	(413,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	407,790,000
Proceeds from sale of Private Placement Units	3,500,000
Underwriters’ reimbursement	4,710,000
Repayment of IPO Promissory Note - related party	(285,138)
Payment of offering costs	(378,514)
Net cash provided by financing activities	415,336,348

Net Change in Cash	1,386,501
Cash – Beginning of period	—
Cash – End of period	$1,386,501

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through IPO Promissory Note – related party	$146,965
Prepaid expenses applied to deferred offering costs	$15,373
Prepaid expenses paid by Sponsor through the IPO Promissory Note – related party	$75,000
Deferred Fee payable	$16,990,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XII
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 1 — Organization and Business Operations

Organization and General

Churchill Capital Corp XII (the “Company”) was incorporated as a Cayman Islands exempted company on September 30, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of September 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2026, the Company had not yet commenced any operations. All activity for the period from September 30, 2025 (inception) through September 30, 2026 relates to the Company’s formation, which is described below, and subsequent to the Initial Public Offering (as defined below), identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below), which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

CHURCHILL CAPITAL CORP XII
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Initial Business Combination

The Company’s management (“Management”) has broad discretion with respect to the specific application of the proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial Business Combination (less the portion of the Deferred Fee that is held in the Trust Account). The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding up to $15,490,000 of the Deferred Fee and taxes payable, if any, on the interest income earned on the Trust Account, if any) at the time of the signing of an agreement to enter into an initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.  There is no assurance that the Company will be able to successfully effect an initial Business Combination.

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

Pursuant to the Company’s Amended and Restated Articles, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below in Note 5) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and Management acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the initial Business Combination within the Combination Period. The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

CHURCHILL CAPITAL CORP XII
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Liquidity and Capital Resources

The Company’s liquidity needs through April 29, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of the Company’s Founder Shares and (ii) a loan pursuant to the IPO Promissory Note (as defined in Note 5). Following the Initial Public Offering and the Private Placement, the Company’s liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. As of September 30, 2026, the Company had $1,386,501 cash and working capital of $1,622,284.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under any Working Capital Loans.

Additionally, to fund working capital, the Company has Permitted Withdrawals available up to an annual limit of $1,000,000 for working capital. These Permitted Withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering. For the three and nine months ended September 30, 2026, the Company withdrew $1,000,000 from the Trust Account for working capital purposes. As of September 30, 2026, the Company had no amounts remaining available for Permitted Withdrawals for working capital for the period from April 29, 2026 until April 29, 2027, which is the 1-year anniversary of the Initial Public Offering.

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 5, 2026, and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC on August 12, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

CHURCHILL CAPITAL CORP XII
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,386,501 and $0 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. As of September 30, 2026, $419,275,623 was invested in U.S. Treasury Securities at an amortized cost of $419,365,500 and $28 was held in cash, for a total of $419,365,528 as reflected on the accompanying condensed balance sheets (see Note 8).

To fund working capital, the Company has Permitted Withdrawals available up to an annual limit of $1,000,000 for working capital. These Permitted Withdrawals are limited to only the interest available that has been earned in excess of the initial deposit into the Trust Account at the Initial Public Offering. For the three and nine months ended September 30, 2026, the Company withdrew $1,000,000 from the Trust Account for working capital purposes. For the period from September 30, 2025 (inception) through December 31, 2025, the Company did not withdraw any amounts from the Trust Account for working capital purposes. As of September 30, 2026, the Company had no amounts remaining available for Permitted Withdrawals for working capital for the period from April 29, 2026 until April 29, 2027, which is the 1-year anniversary of the Initial Public Offering.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

SEPTEMBER 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Class A Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering and (ii) Private Placement, since the average price of the Ordinary Shares for the three and nine months ended September 30, 2026 was less than the exercise price and, therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A Ordinary Share	Class B Ordinary Share	Class A Ordinary Share	Class B Ordinary Share
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$2,647,126	$874,978	$3,709,948	$2,050,266
Denominator:
Basic weighted average shares outstanding	41,750,000	13,800,000	23,551,282	13,015,385
Basic net income per Ordinary Share	$0.06	$0.06	$0.16	$0.16

CHURCHILL CAPITAL CORP XII
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A Ordinary Share	Class B Ordinary Share	Class A Ordinary Share	Class B Ordinary Share
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$2,647,126	$874,978	$3,690,649	$2,069,565
Denominator:
Diluted weighted average shares outstanding	41,750,000	13,800,000	23,551,282	13,206,593
Diluted net income per Ordinary Share	$0.06	$0.06	$0.16	$0.16

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(1,795,104)
Public Shares issuance costs	(19,017,869)
Plus:
Remeasurement of carrying value to redemption value	26,178,501
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$419,365,528

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s accompanying unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XII
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Note 5 — Related Party Transactions

Founder Shares

On September 30, 2025, the Company issued an aggregate of 14,375,000 Class B Ordinary Shares (collectively, the “Founder Shares,” which shall be deemed to include the Class A Ordinary Shares issuable upon conversion thereof, unless the context otherwise requires), in exchange for a $25,000 payment (approximately $0.002 per Founder Share) from the Sponsor to cover certain expenses on behalf of the Company. In March 2026, the Sponsor surrendered 2,875,000 Class B Ordinary Shares for no consideration and consequently held 11,500,000 Class B Ordinary Shares. On April 21, 2026, the Company issued, through a share recapitalization, an additional 5,750,000 Class B Ordinary Shares to the Sponsor, and on April 23, 2026, the Sponsor surrendered, for cancellation and for no consideration, such 5,750,000 additional Class B Ordinary Shares, resulting in the Sponsor again holding 11,500,000 Class B Ordinary Shares. On April 27, 2026, the Company issued, through a share recapitalization, an additional 2,300,000 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding a total of 13,800,000 Class B Ordinary Shares. All share and per share amounts have been retroactively presented (see Note 7).

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

CHURCHILL CAPITAL CORP XII
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

IPO Promissory Note — Related Party

On September 30, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2026, or the date on which the Company consummates the Initial Public Offering. On April 29, 2026, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $285,138. Borrowings under the IPO Promissory Note are no longer available. As of September 30, 2026 and December 31, 2025, the Company had outstanding borrowings of $0 and $4,503, respectively, under the IPO Promissory Note.

Administrative Support Agreement

The Company has agreed, commencing on April 28, 2026 through the earlier of the Company’s consummation of its initial Business Combination or its liquidation, to reimburse the managing member of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred and paid $90,000 and $150,000, respectively, under this agreement.

Director Agreements

On July 14, 2026, the Company entered into a director agreement with each of William Sherman and Paul Lapping, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director cash compensation of $75,000 per annum, beginning on August 1, 2026. For the three and nine months ended September 30, 2026, the Company incurred $25,000 of director compensation, which is included in accrued expenses on the accompanying condensed balance sheet as of September 30, 2026.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under any Working Capital Loans.

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

SEPTEMBER 30, 2026

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

Legal Fees

On July 14, 2026, the Company entered into an agreement for legal services. All fees related to the agreement are contingent upon the completion of a Business Combination. Upon the completion of the Business Combination, in addition to payment of incurred fees, the Company will pay a premium ranging from 50% to 100% of the fees incurred, with the percentage paid to be determined at the discretion of the Company. As of September 30, 2026, the Company has incurred $187,697 of fees in connection with the agreement. These fees are not reflected in the condensed financial statements and will be recorded when the Business Combination is considered probable.

Note 7 — Shareholders’ (Deficit) Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2026 and December 31, 2025, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 350,000 Class A Ordinary Shares, excluding 41,400,000 shares subject to possible redemption, and 0 Class A Ordinary Shares issued and outstanding, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 13,800,000 Class B Ordinary Shares issued and outstanding.

CHURCHILL CAPITAL CORP XII
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Warrants — As of September 30, 2026, there were 4,140,000 Public Warrants and 35,000 Private Placement Warrants outstanding. As of December 31, 2025, there were no Public Warrants or Private Placement Warrants outstanding. Pursuant to the warrant agreements, dated April 27, 2026, that the Company entered into with Continental (together, the “Warrant Agreements”), each whole Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the Warrant Agreements) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreements, a Warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants and Private Placement Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

As of September 30, 2026, assets held in the Trust Account were comprised of $28 in cash and $419,275,623 invested in U.S. Treasury Bills, which is a Level 1.

	Amortized Cost	Gross Unrecognized Holding Loss	Fair Value
September 30, 2026
U.S. Treasury Securities (Mature on 10/22/26 and 11/19/26)	$419,365,528	$(89,877)	$419,275,651

The fair value of the Public Warrants is $1,795,104 or $0.434 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

April 29, 2026
Volatility	10.2%
Risk-free rate	3.93%
Share price	$9.96
Weighted term (years)	2.38
Market Pricing Adjustment	12.7%

CHURCHILL CAPITAL CORP XII
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	$1,386,501	$—
Marketable securities and cash held in Trust Account	$419,365,528	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative expenses	$320,934	$605,314
Interest earned on marketable securities and cash held in Trust Account	$3,843,038	$6,365,528

The CODMs review the position of total assets available with the Company, as reported in the accompanying condensed balance sheets, to assess if the Company has sufficient resources available to discharge its liabilities. The CODMs are provided with details of cash and liquid resources available with the Company. Additionally, the CODMs review interest earned on marketable securities and cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since September 30, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $3,522,104 which consisted of interest earned on marketable securities and cash held in Trust Account of $3,843,038 and offset by general and administrative expenses of $320,934.

For the nine months ended September 30, 2026, we had a net income of $5,760,214 which consisted of interest earned on marketable securities and cash held in Trust Account of $6,365,528 and offset by general and administrative expenses of $605,314.

Liquidity and Capital Resources

Our liquidity needs through April 29, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

For the nine months ended September 30, 2026, cash used in operating activities was $949,847. Net income of $5,760,214 was affected by interest earned on cash and marketable securities held in the Trust Account of $6,365,528, prepaid expenses applied to general and administrative costs of $4,503 and payment of general and administrative expenses through promissory note – related party of $58,670. Changes in operating assets and liabilities used $407,706 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $419,365,528 (including $5,365,528 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account for Permitted Withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any Permitted Withdrawals and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,386,501 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under any Working Capital Loans.

Additionally, to fund working capital, the Company has Permitted Withdrawals available up to an annual limit of $1,000,000 for working capital. These Permitted Withdrawals are limited to only the interest available that has been earned in excess of the initial deposit into the Trust Account at the Initial Public Offering. For the three and nine months ended September 30, 2026, the Company withdrew $1,000,000 from the Trust Account for working capital purposes. As of September 30, 2026, the Company had no amounts remaining available for Permitted Withdrawals for working capital for the period from April 29, 2026 until April 29, 2027, which is the 1-year anniversary of the Initial Public Offering.

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

IPO Promissory Note

Prior to the closing of our Initial Public Offering, the Sponsor agreed to loan us an aggregate of up to $600,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026, or the completion of our Initial Public Offering. As of September 30, 2026 and December 31, 2025, we had outstanding borrowings of $0 and $4,503, respectively, under the IPO Promissory Note. The loan of $285,138 was fully repaid upon the consummation of our Initial Public Offering on April 29, 2026. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Contractual Obligations

We do not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on April 28, 2026, and until the completion of our Business Combination or liquidation, we reimburse the managing member of our Sponsor $30,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement. For the three and nine months ended September 30, 2026, the Company incurred and paid $90,000 and $150,000, respectively, under this agreement.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed other than the initial fair value of the Warrants at IPO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement and in the 2026 Q2 Quarterly Report. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our 2026 Q2 Quarterly Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Form of Director Agreement. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on July 14, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2026	CHURCHILL CAPITAL CORP XII

	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer

Date: November 13, 2026	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer